Form 10-K405
period 1995-12-31
SILVER MOUNTAIN LEAD MINES INC
filed 1996-03-27
CIK 90366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File No.      132-3
                    -----------------------------------------------------------

                         SILVER MOUNTAIN LEAD MINES, INC.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

            Idaho                                             82-6008744
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

     6500 Mineral Drive
     Coeur d'Alene, Idaho                                     83814-8788
-------------------------------------------            -------------------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)           208-769-4100
                                                       -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                   ------------------------------------------
                   Common stock, par value 10 cents per share

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes    XX     No
                                                       --------     ------

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

            The aggregate market value of the registrant's voting common stock held by non-affiliates was $153,300 as of May 24, 1991, the date Silver Mountain Lead Mines ceased being quoted on the Spokane Stock Exchange (due to the Exchange's discontinuance of operations). As of February 29, 1996, there were 3,066,000 shares of the registrant's common stock outstanding.

                               PART I
                               ------

Item 1.   Business
          --------

Silver Mountain Lead Mines, Inc. (Silver Mountain or the Company), an Idaho corporation, was organized in 1952. At present the Company is engaged in no activity other than necessary maintenance work on its property.

On June 15, 1954, Silver Mountain entered into an agreement with Hecla Mining Company (Hecla) and The Bunker Hill Company (Bunker
Hill) whereby these two companies would explore and develop the mining properties owned or held by Silver Mountain and would mine any commercial ore deposits discovered as a result of this exploration and development.

The contract provided that if commercial ore was found on the Silver Mountain property, Hecla and Bunker Hill would provide all necessary mining equipment and would mine the ore of which Silver Mountain would receive 25% with Hecla and Bunker Hill sharing equally in the remaining 75%. Any charges against Silver Mountain for such costs, in excess of their net smelter returns from any ores produced, would be carried forward to be paid only from net profits from any future production of such property.

The contract contained a provision that when and if a commercial ore body was discovered on the property or after a total of $1,000,000 had been expended on exploration and development of said property, Silver Mountain would then own an undivided 25% interest in the property.

On October 7, 1959, Silver Mountain was advised by Hecla and Bunker Hill that exploration work, which cost in excess of $1,600,000, had been performed on the property under the terms of the above agreement. $538,000 of such costs was advanced by the Defense Minerals Exploration Administration. After being notified of this fact, Silver Mountain deeded to Hecla and Bunker Hill each an undivided 37.5% interest in the Silver Mountain property under the terms of the agreement.

Since the 1954 Agreement was terminated on October 7, 1959, the necessary maintenance and assessment work on the property has been performed by Hecla and Bunker Hill or other outside parties and Silver Mountain has been charged 25% of such expenses.

On November 1, 1982, Bunker Limited Partnership purchased from The Bunker Hill Company all of its Idaho assets and certain liabilities. Included in this purchase by Bunker Limited Partnership were its 37.5% interest in the Silver Mountain property, 896,000 shares of Silver Mountain stock, and notes receivable from Silver Mountain. As a result of this purchase,

Bunker Limited Partnership and Hecla continued management of the Silver Mountain property.

On June 6, 1988, the Company entered into a mining lease with Hecla whereby Hecla received the exclusive right to the exploration, development and mining operations upon the Company's property for a period of 25 years subject to cancellation if the property was not in production within 15 years. This lease was in exchange for a net profits royalty of 40%. On January 18, 1991, the lease was terminated.

At February 9, 1995, Bunker Limited Partnership and Hecla Mining Company, pursuant to an agreement dated June 15, 1954, each owned an undivided 37.5% interest in the Silver Mountain property. Stock ownership of the two companies at February 9, 1995, was as follows:

                               Shares Held as of        Percent of
                               February 9, 1995         Ownership
                               -----------------        ----------
 Bunker Limited Partnership          896,000               29.22%
 Hecla Mining Company                115,000                3.75%
                                   ---------               -----
       Total                       1,011,000               32.97%
                                   =========               =====

On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and their entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

From November 1, 1982 to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1995) provided accounting and legal services to Silver Mountain. In 1995, Silver Mountain paid Hecla Mining Company $9,000 for these services. At December 31, 1995, the Company had obligations to Hecla Mining Company totaling $4,458 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1994, the Company held notes payable to Hecla Mining Company and Bunker Limited Partnership totaling $38,038 and $25,889, respectively.

Silver  Mountain  is an  inactive company.    It has  no  known ore
reserves and at present has no immediate plans for developing the property.

Item 2.   Property
          --------

Silver Mountain's property is located about one and one-half miles east of Mullan, Idaho. In 1993, Silver Mountain, together with the co-owners (Hecla Mining Company and Bunker Limited Partnership) relinquished its rights to certain unpatented mining claims, thereby reducing its property ownership from a 25% interest in 26 patented claims, 93 unpatented claims, and 160 acres of mineral rights to a 25% interest in 37 patented mining claims and 160 acres of patented mineral property.

Item 3.   Legal Proceedings
          -----------------

None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None

                              PART II
                              -------

Item 5.   Market for the Registrant's Common Stock and Related
          ----------------------------------------------------
          Security Holder Matters
          -----------------------

a. The Company's stock ceased to be traded on any stock exchange May 24, 1991 when the Spokane Stock Exchange (where the stock had been listed) discontinued operations. The relative high and low sales price for 1991 up to the date trading activity ceased on the Spokane Stock Exchange are as follows:

                                                          Sales Price
Fiscal Year               Fiscal Quarter Ended        High            Low
-----------               --------------------        -------------------
1991....................  March 31, 1991              .10             .07
                          June 30, 1991 (through
                          May 24, 1991)               .07             .05

      At February 29, 1996, the bid and ask price for the Company's common stock was five cents and eight cents, respectively. However, there has not been an established trading market for the common stock price since May 24, 1991, and, as such, the bid and ask price do not constitute a reliable indication of the price that a holder of common stock could expect to receive upon the sale of any particular quantity thereof.

b. As of February 29, 1996, there were approximately 1,058 shareholders of the Company's common stock.

c. The Company has paid no dividends and does not anticipate being able to pay any in the foreseeable future.

Item 6.   Selected Financial Data
          -----------------------

The Company is an inactive company. A summary of its operations for the five-year period ended December 31, 1995 is as follows:

                           1995        1994        1993        1992        1991
                        ----------  ----------  ----------  ----------  ----------
Income:
  Royalties             $      - -  $      - -  $      - -  $      - -  $    1,172
  Net timber proceeds          - -         - -         - -      28,318         - -
  Other                      2,478       1,685       1,845       1,645       2,024
                        ----------  ----------  ----------  ----------  ----------

    Total income             2,478       1,685       1,845      29,963       3,196

Administrative expense      (9,245)     (1,400)     (1,931)     (1,573)     (9,138)
                        ----------  ----------  ----------  ----------  ----------

Net income (loss) from
  operations before
  income taxes              (6,767)        285         (86)     28,390      (5,942)

Provision for income
  taxes                         33         - -       4,431         - -         - -
                        ----------  ----------  ----------  ----------  ----------

Net income (loss)       $   (6,800) $      285  $   (4,517) $   28,390  $   (5,942)
                        ==========  ==========  ==========  ==========  ==========

Net income (loss)
  per common share      $ (0.00222) $  0.00009  $ (0.00147) $  0.00926  $ (0.00194)
                        ==========  ==========  ==========  ==========  ==========

Total assets            $  398,719  $  401,505  $  401,327  $  402,881  $  377,658
                        ==========  ==========  ==========  ==========  ==========

Long-term debt          $   63,927  $   63,927  $   63,927  $   63,927  $   63,927
                        ==========  ==========  ==========  ==========  ==========

No  cash dividends  were  declared in  the  five-year period  ended
December 31, 1995.

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Results of Operations
          ---------------------

The Company's general financial condition remained unchanged during 1995 compared to 1994. Cash and cash equivalents decreased $2,786 (4%) from $64,351 at December 31, 1994 to $61,565 at December 31,
1995. Working capital declined $6,800 (11%) from $63,907 at December 31, 1994 to $57,107 at December 31, 1995. The decreases in cash and cash equivalents and working capital are primarily attributable to holding costs partially offset by an $805 increase in interest income.

The 1995 net loss of $6,800 was $7,085 less than the net income in 1994 totaling $285. This decrease in earnings was primarily attributable to an $8,000 increase in accounting and legal fees partially offset by a $805 increase in interest income. In January 1995, Hecla Mining Company began to provide accounting and legal services to the Company for $750 per month.

The Company expects to keep the property on a care-and-maintenance basis. Management believes that the Company has sufficient cash and cash equivalents at December 31, 1995 to meet its present and intermediate financial requirements.

The Company is presently inactive and is no longer considered to be in the development stage. All costs are being expensed as incurred. Through December 31, 1994, the Company was considered a development stage company.

Silver Mountain has not adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) which is required to be adopted for fiscal years beginning after December 15, 1995. Management believes that the adoption of the provision of SFAS No. 121 will not have a material effect on the results of operations, financial condition, or cash flows of Silver Mountain.

The information reported under Item 6.  Selected Financial Data and
Item 8. Financial Statements and Supplementary Data regarding financial condition is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                       SILVER MOUNTAIN LEAD MINES, INC.
                           UNAUDITED BALANCE SHEETS

                          December 31, 1995 and 1994

                                  ----------

                                    ASSETS
                                                            1995             1994
                                                         ---------        ---------
Current assets:
  Cash and cash equivalents                              $  61,565        $  64,351
                                                         ---------        ---------
        Total current assets                                61,565           64,351
                                                         ---------        ---------
Property, plant and equipment
    Mining claims                                          307,095          307,095
    Deferred development costs                              30,059           30,059
                                                         ---------        ---------
                                                           337,154          337,154
                                                         ---------        ---------
        Total assets                                     $ 398,719        $ 401,505
                                                         =========        =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   4,458        $     444
                                                         ---------        ---------
        Total current liabilities                            4,458              444
                                                         ---------        ---------

Long-term liabilities:
  Note payable - Hecla Mining Company                       63,927           38,038
  Notes payable - Bunker Limited Partnership                   - -           25,889
                                                         ---------        ---------
                                                            63,927           63,927
                                                         ---------        ---------
        Total liabilities                                   68,385           64,371
                                                         ---------        ---------

Stockholders' equity:
Common stock; nonassessable, par value
  $0.10 per share 5,000,000 shares authorized,
  3,066,000 shares outstanding                             306,600          306,600
Accumulated surplus                                         23,734           30,534
                                                         ---------        ---------
                                                           330,334          337,134
                                                         ---------        ---------
        Total liabilities and stockholders' equity       $ 398,719        $ 401,505
                                                         =========        =========

                           The accompanying notes are an integral part
                                 of the financial statements.

                                SILVER MOUNTAIN LEAD MINES, INC.

                     UNAUDITED STATEMENTS OF INCOME AND ACCUMULATED SURPLUS

                      For the years ended December 31, 1995, 1994, and 1993
                                            _________

                                              1995         1994         1993
                                           ---------     --------    ---------
Income:
  Transfer fees                            $      32     $     44    $     180
  Interest income                              2,446        1,641        1,665
                                           ---------     --------    ---------
    Total income                               2,478        1,685        1,845
                                           ---------     --------    ---------

Expenses:
  Accounting and legal fees                    9,000        1,000        1,000
  Office expenses                                (20)         - -           43
  Filing fees                                    250          250          250
  Property taxes                                (230)         104          450
  Stock transfer expense                         245           36          188
                                           ---------     --------    ---------

    Total expenses                             9,245        1,390        1,931

Income (loss) from operations
  before provision for income taxes           (6,767)         295          (86)
  Provision for income taxes                      33           10        4,431
                                           ---------     --------    ---------

Net income (loss)                             (6,800)         285       (4,517)

Accumulated surplus at beginning
  of year                                     30,534       30,249       34,766
                                           ---------     --------    ---------

Accumulated surplus at end of year         $  23,734     $ 30,534    $  30,249
                                           =========     ========    =========

Net income (loss) per common share         $(0.00222)    $0.00009    $(0.00147)
                                           =========     ========    =========

Cash dividends per share                       $ - -        $ - -        $ - -
                                               =====        =====        =====

Weighted average number of common
  shares outstanding                       3,066,000    3,066,000    3,066,000
                                           =========    =========    =========

                             The accompanying notes are an integral
                               part of the financial statements.

                                SILVER MOUNTAIN LEAD MINES, INC.

                               UNAUDITED STATEMENTS OF CASH FLOWS

                      For the years ended December 31, 1995, 1994 and 1993
                                            _________

                                                         1995      1994       1993
                                                      --------   --------   --------
Operating activities:
  Net income (loss)                                   $ (6,800)  $    285   $ (4,517)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by
    operations:

Change in:
  Accounts payable                                       4,014       (107)       (56)
  Accrued income tax payable                               - -        - -      3,019
                                                      --------   --------   --------
Net cash provided (used) by operating
  activities                                            (2,786)       178     (1,554)
                                                      --------   --------   --------

Net increase (decrease) in cash and cash
  equivalents                                           (2,786)       178     (1,554)

Cash and cash equivalents at beginning of period        64,351     64,173     65,727
                                                      --------   --------   --------

Cash and cash equivalents at end of period            $ 61,565   $ 64,351   $ 64,173
                                                      ========   ========   ========

Supplemental disclosure of cash flow information
  Cash paid during period for income tax              $    - -   $    - -   $    - -
                                                      ========   ========   ========

      The accompanying notes are an integral part of the financial statements.

                  SILVER MOUNTAIN LEAD MINES, INC.

                   NOTES TO FINANCIAL STATEMENTS


                                 --------------


NOTE 1:   SIGNIFICANT ACCOUNTING POLICIES

The Company is presently inactive and is no longer considered to be in the exploration and development stage. All costs are presently being expensed as incurred.

No provision has been made for depreciation since the Company is inactive.

The Company considers cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

Property, plant and equipment are stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature would be capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are carried at the lower of net book value or estimated net realizable value.

NOTE 2:   PROPERTY, PLANT AND EQUIPMENT

The Company acquired its property located in the Coeur d'Alene Mining District, Shoshone County, Idaho, for cash of $494.50 and through issuance of 3,066,000 shares of capital stock. A total of 316,000 shares were issued to officers and/or directors at the date of issuance including 92,600 shares issued to current officers and/or directors.

Silver Mountain has not adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) which is required to be adopted for fiscal years beginning after December 15, 1995. Management believes that the adoption of the provision of SFAS No. 121 will not have a material effect on the results of operations, financial condition, or cash flows of Silver Mountain.

NOTE 3:   LONG-TERM LIABILITIES

The notes payable to Hecla Mining Company and Bunker Limited Partnership represent noninterest bearing advances for annual assessment work which are to be repaid only from production should a commercial ore deposit be discovered and mined. At December 31, 1995, the Company owed Hecla Mining Company $63,927 for such advances. Pursuant to a February 9, 1995 agreement, Bunker Limited Partnership sold its interest in the Company and notes receivable from the Company to Hecla Mining Company.

NOTE 4:   RELATED PARTIES

At February 9, 1995, Bunker Limited Partnership and Hecla Mining Company, pursuant to an agreement dated June 15, 1954, each owned an undivided 37.5% interest in the Silver Mountain property. Stock ownership of the two companies at February 9, 1995, was as follows:

                               Shares Held as of        Percent of
                               February 9, 1995         Ownership
                               -----------------         ----------
 Bunker Limited Partnership          896,000               29.22%
 Hecla Mining Company                115,000                3.75%
                                   ---------                -----
       Total                       1,011,000               32.97%
                                   =========               =====

On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and their entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

From November 1, 1982 to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1995) provided accounting and legal services to Silver Mountain. In 1995, Silver Mountain paid Hecla Mining Company $9,000 for these services. At December 31, 1995, the Company had obligations to Hecla Mining Company totaling $4,458 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1994, the Company held notes payable to Hecla Mining Company and Bunker Limited Partnership totaling $38,038 and $25,889, respectively.

NOTE 5:   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

The carrying amounts for cash and cash equivalents and current liabilities are a reasonable estimate of their fair values.

The estimated fair values of financial instruments are as follows:

                                                          December 31,
                                       ------------------------------------------------
                                                1995                      1994
                                       ---------------------     ----------------------
                                       Carrying        Fair       Carrying        Fair
                                       Amounts         Value      Amounts
                                                                                 Value
                                       ---------    --------     --------     ---------
Financial assets
  Cash and cash equivalents            $ 61,565     $ 61,565     $ 64,351     $ 64,351
Financial liabilities
  Accounts payable                        4,458        4,458          444          444
  Note payable - Hecla Mining Co.        63,927          (A)       38,038          (A)
  Notes payable - Bunker Limited
     Partnership                            - -          (A)       25,889          (A)

(A)  Fair value information is not available.

Item 9.   Disagreements on Accounting and Financial Disclosure
          ----------------------------------------------------

Not applicable.

                              PART III
                              --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The names, ages and present principal occupation of management's nominees, other directorships held by them and the year each first became a director are set forth in the table below.

Name, Age & Date First Elected   Principal Occupation & Directorships
------------------------------   ------------------------------------
MICHAEL B. WHITE                 Vice President - Secretary and General
Director since March 20, 1995    Counsel of Hecla Mining Company,
Age 45                           Coeur d'Alene, Idaho

JOHN P. STILWELL                 Vice President - Finance
Director since January 2, 1996   Hecla Mining Company, Coeur d'Alene,
Age 43                           Idaho

VINCENT R. NEWBURY               Independent prospector, Spokane, WA
Director since 1952
Age 84

On March 20, 1995, Messrs. White and Heatherly were appointed as directors to fill the vacancies on the Board created by the resignation of Messrs. Griffith and Grismer. Messrs. Kendrick, Anson and Barlow have also resigned from the Board. Mr. Heatherly retired and on January 2, 1996, Mr. Stilwell was appointed as director.

                             EXECUTIVE OFFICERS

Name                             Age                 Office
-----------------------------------------------------------------------
Michael B. White                 45                  President
John P. Stilwell                 43                  Vice President
Nathaniel K. Adams               34                  Secretary

Item 11.  Executive Compensation
          ----------------------

Silver Mountain paid no remuneration in 1995 to its officers and directors. Any compensation that may have been paid to the officers and directors of Silver Mountain for their services to the Company was paid by their respective principal employers. Silver Mountain has no compensation plans for its officers and directors and there are no stock options outstanding.

Hecla has in the past engaged in necessary maintenance work on the Silver Mountain property and required assessment work on Silver Mountain's unpatented mining claims. As of December 31, 1994,
                                -14-

Hecla had advanced to Silver Mountain the aggregate sum of $38,038 and Bunker Limited Partnership, by virtue of its purchase of Bunker Hill's interest, had advanced in the aggregate $23,889. Silver Mountain was additionally indebted to Bunker Limited Partnership, by virtue of its purchase of Bunker Hill's interest, in the amount of $2,000 on a note issued in 1954 which is to be repaid, without interest, only from production should a commercial ore deposit be discovered and mined. In 1995, Bunker Limited Partnership sold its interest in the Company and in notes receivable from the Company to Hecla Mining Company.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

From November 1, 1982 to December 31, 1994, Bunker Limited Partnership provided general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1995) provided accounting and legal services to Silver Mountain. In 1995 Silver Mountain paid Hecla Mining Company $9,000 for these services. At December 31, 1995, the Company had obligations to Hecla Mining Company totaling $4,458 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1994, the Company held notes payable to Hecla Mining Company and Bunker Limited Partnership totaling $38,038 and $25,889, respectively.

                              PART IV
                              -------

Item 12.  Security Ownership of Certain Beneficial Owners &
          -------------------------------------------------
          Management
          ----------

As of December 31, 1995, there were 3,066,000 shares of the Company's common stock, par value $.10 per share outstanding.

The table below sets forth, as of December 31, 1995, the number of shares of the Company's outstanding common stock held by Hecla Mining Company.

Name & Address of           Amount and Nature
Beneficial Owner            of Beneficial Ownership     Percent of Class
-----------------           -----------------------     ----------------
Hecla Mining Company        1,011,000 shares direct        32.97%
 6500 Mineral Drive         (Sole voting & investment
 Coeur d'Alene, ID 83814    power)

The Company is not aware of any person (including any "group" as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934), other than as set forth above, who is the beneficial owner of more than five percent of the Company's common stock as of December 31, 1995.

On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and their entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

The table below sets forth, as of December 31, 1995, the number of shares of the Company's outstanding stock held by the director nominees individually and by all directors and officers of the Company as a group:

                         Amount and Nature
Name                     of Beneficial Ownership   Percent of Class
----                     -----------------------   ----------------
Vincent R. Newbury       75,000 shares direct*         2.45%

*The direct beneficial owner is believed to have sole voting and investment power.

Item l4.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
          Form 8-K
          --------

(a) (1) and (2)  All Financial Statements:
                 Unaudited Balance Sheets, December 31, 1995 and
                   1994
                 Unaudited Statements of Income and Accumulated
                   Surplus for the Years Ended December 31, 1995,
                   1994 and 1993
                 Unaudited Statements of Cash Flows for the Years
                   Ended December 31, 1995, 1994 and 1993
                 Notes to Financial Statements

(a) (3) and (c)  Exhibits:

                 None

(b)              Reports on Form 8-K:

                 None

(d) Financial Statements Required by Regulations S-X which are excluded from the annual report to shareholders:

                 None

                             SIGNATURES
                             ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996

                              SILVER MOUNTAIN LEAD MINES, INC.



                              By /s/   Michael B. White
                                 -------------------------------
                                   Michael B. White, President
                                          and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael B. White    3/27/96     /s/ John P. Stilwell    3/27/96

-------------------------------     -------------------------------
Michael B. White         Date       John P. Stilwell         Date
President and Director              Vice-President and Director
Chief Executive Officer             Chief Accounting Officer



/s/ Nathaniel K. Adams  3/27/96     /s/ Vincent R. Newbury  3/27/96

-------------------------------     -------------------------------
Nathaniel K. Adams       Date       Vincent R. Newbury       Date
Secretary                           Director



/s/ David F. Wolfe      3/27/96
-------------------------------
David F. Wolfe           Date
Chief Financial Officer