Form 10-K405
period 1996-12-31
SILVER MOUNTAIN LEAD MINES INC
filed 1997-03-26
CIK 90366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File No.      132-3
                    -----------------------------------------------------------

                         SILVER MOUNTAIN LEAD MINES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Idaho                                             82-6008744
-------------------------------                     ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

     6500 Mineral Drive
     Coeur d'Alene, Idaho                                     83814-8788
-------------------------------------------            ------------------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)         208-769-4100
                                                       ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                   ------------------------------------------
                   Common stock, par value 10 cents per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes    XX     No
                                                 -------      -------

      Indicate  by check  mark if  disclosure of  delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the registrant's voting common stock held by non-affiliates was $153,300 as of May 24, 1991, the date Silver Mountain Lead Mines ceased being quoted on the Spokane Stock Exchange (due to the Exchange's discontinuance of operations). As of February 28, 1997, there were 3,066,000 shares of the registrant's common stock outstanding.

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

At February 9, 1995, Bunker Limited Partnership and Hecla Mining Company, pursuant to an agreement dated June 15, 1954, each owned an undivided 37.5% interest in the Silver Mountain property. Stock ownership of the two companies at February 9, 1995, was as follows:

                               Shares Held as of        Percent of
                               February 9, 1995         Ownership
                               -----------------        ----------

 Bunker Limited Partnership          896,000                29.22%
 Hecla Mining Company                115,000                 3.75%
                                   ---------               ------
       Total                       1,011,000                32.97%
                                   =========               ======


On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and their entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

From November 1, 1982 to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1996) provided accounting and legal services to Silver Mountain. In 1995 and 1996, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1996, the Company had obligations to Hecla Mining Company totaling $2,256 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1995, the Company had obligations to Hecla Mining Company totaling $4,458 and $63,927 for accounts payable and notes payable, respectively.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None

                              PART II
                              -------

Item 5.   Market for the Registrant's Common Stock and Related
          ----------------------------------------------------
          Security Holder Matters
          -----------------------

a. The Company's stock ceased to be traded on any stock exchange May 24, 1991, when the Spokane Stock Exchange (where the stock had been listed) discontinued operations. At February 28, 1997, the bid and ask price for the Company's common stock was eight cents and fifteen cents, respectively. However, there has not been an established trading market for the common stock since May 24, 1991, and, as such, the bid and ask price do not constitute a reliable indication of the price that a holder of common stock could expect to receive upon the sale of any particular quantity thereof.

b. As of February 28, 1997, there were approximately 1,058 shareholders of the Company's common stock.

c. The Company has paid no dividends and does not anticipate being able to pay any dividends in the foreseeable future.

Item 6.   Selected Financial Data
          -----------------------

The Company is an inactive company. A summary of its operations for the five-year period ended December 31, 1996 is as follows:

                           1996        1995        1994        1993        1992
                        ----------  ----------  ----------  ----------  ----------
Income:
  Net timber proceeds
                        $      - -  $      - -  $      - -  $      - -  $   28,318
  Other                      2,400       2,478       1,685       1,845       1,645
                        ----------  ----------  ----------  ----------  ----------

    Total income             2,400       2,478       1,685       1,845      29,963

Administrative expense      (9,646)     (9,245)     (1,390)     (1,931)     (1,573)
                        ----------  ----------  ----------  ----------  ----------

Net income (loss) from
  operations before
  income taxes              (7,246)     (6,767)        295         (86)     28,390

Provision for income
  taxes                         30          33          10       4,431         - -
                        ----------  ----------  ----------  ----------  ----------

Net income (loss)       $   (7,276) $   (6,800) $      285  $   (4,517) $   28,390
                        ==========  ==========  ==========  ==========  ==========

Net income (loss)
  per common share      $ (0.00237) $ (0.00222) $  0.00009  $ (0.00147) $  0.00926
                        ==========  ==========  ==========  ==========  ==========

Total assets            $  389,241  $  398,719  $  401,505  $  401,327  $  402,881
                        ==========  ==========  ==========  ==========  ==========

Long-term debt          $   63,927  $   63,927  $   63,927  $   63,927  $   63,927
                        ==========  ==========  ==========  ==========  ==========

No  cash  dividends were  declared  in the  five-year  period ended
December 31, 1996.

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

The Company's general financial condition remained substantially unchanged during 1996 compared to 1995. Cash and cash equivalents decreased $9,478 (15%) from $61,565 at December 31, 1995, to
$52,087 at December 31, 1996. Working capital declined $7,276 (13%) from $57,107 at December 31, 1995 to $49,831 at December 31,
1996. The decreases in cash and cash equivalents and working capital are primarily attributable to administrative expenses and a $78 decrease in income.

The 1996 net loss of $7,276 was $476 more than the net loss in 1995 totaling $6,800. This decrease in earnings was primarily attributable to a $401 increase in administrative expenses and a $78 decrease in income.

The Company expects to keep the property on a care-and-maintenance basis. Management believes that the Company has sufficient cash and cash equivalents at December 31, 1996, to meet its present and intermediate financial requirements.

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


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                  SILVER MOUNTAIN LEAD MINES, INC.
                      UNAUDITED BALANCE SHEETS
                     December 31, 1996 and 1995
                             ----------

                                             ASSETS
                                                            1996             1995
                                                         ---------        ---------
Current assets:
  Cash and cash equivalents                              $  52,087        $  61,565
                                                         ---------        ---------

        Total current assets                                52,087           61,565
                                                         ---------        ---------
Property, plant and equipment
    Mining claims                                          307,095          307,095
    Deferred development costs                              30,059           30,059
                                                         ---------        ---------
                                                           337,154          337,154
                                                         ---------        ---------

        Total assets                                     $ 389,241        $ 398,719
                                                         =========        =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   2,256        $   4,458
                                                         ---------        ---------

        Total current liabilities                            2,256            4,458
                                                         ---------        ---------

Long-term liabilities:
  Note payable - Hecla Mining Company                       63,927           63,927
                                                         ---------        ---------

        Total liabilities                                   66,183           68,385
                                                         ---------        ---------

Stockholders' equity:
Common stock; nonassessable, par value
  $0.10 per share 5,000,000 shares authorized,
  3,066,000 shares outstanding                             306,600          306,600
Accumulated surplus                                         16,458           23,734
                                                         ---------        ---------
                                                           323,058          330,334
                                                         ---------        ---------

        Total liabilities and stockholders' equity       $ 389,241        $ 398,719
                                                         =========        =========

                           The accompanying notes are an integral part
                                 of the financial statements.

                  SILVER MOUNTAIN LEAD MINES, INC.

       UNAUDITED STATEMENTS OF INCOME AND ACCUMULATED SURPLUS

       For the years ended December 31, 1996, 1995, and 1994
                             _________

                                              1996         1995         1994
                                           ---------     --------    ---------
Income:
  Transfer fees                            $      96     $     32     $     44
  Interest income                              2,304        2,446        1,641
                                           ---------     --------     --------
    Total income                               2,400        2,478        1,685
                                           ---------     --------     --------

Expenses:
  Accounting and legal fees                    9,000        9,000        1,000
  Office expenses                                 96          (20)         - -
  Filing fees                                    250          250          250
  Property taxes                                 - -         (230)         104
  Stock transfer expense                         300          245           36
                                           ---------     --------     --------

    Total expenses                             9,646        9,245        1,390

Income (loss) from operations
  before provision for income taxes           (7,246)      (6,767)         295
  Provision for income taxes                      30           33           10
                                           ---------     --------     --------

Net income (loss)                             (7,276)      (6,800)         285

Accumulated surplus at beginning
  of year                                     23,734       30,534       30,249
                                           ---------     --------     --------

Accumulated surplus at end of year         $  16,458     $ 23,734     $ 30,534
                                           =========     ========     ========

Net income (loss) per common share         $(0.00237)    $(0.00222)   $0.00009
                                           =========     =========    ========

Cash dividends per share                       $ - -        $ - -        $ - -
                                               =====        =====        =====

Weighted average number of common
  shares outstanding                       3,066,000    3,066,000    3,066,000
                                           =========    =========    =========

                             The accompanying notes are an integral
                               part of the financial statements.

                  SILVER MOUNTAIN LEAD MINES, INC.

                 UNAUDITED STATEMENTS OF CASH FLOWS

        For the years ended December 31, 1996, 1995 and 1994
                             _________

                                                        1996       1995       1994
                                                      --------   --------   --------
Operating activities:
  Net income (loss)                                   $ (7,276)  $ (6,800)  $    285

Change in:
  Accounts payable                                      (2,202)     4,014       (107)
                                                      --------   --------   --------
Net cash provided (used) by operating
  activities                                            (2,202)    (2,786)       178
                                                      --------   --------   --------

Net increase (decrease) in cash and cash
  equivalents                                           (9,478)    (2,786)       178

Cash and cash equivalents at beginning of period        61,565     64,351     64,173
                                                      --------   --------   --------

Cash and cash equivalents at end of period            $ 52,087   $ 61,565   $ 64,351
                                                      ========   ========   ========

Supplemental disclosure of cash flow information
  Cash paid during period for income tax              $     30   $     33   $     10
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

Property, plant and equipment are stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature would be capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are carried at the lower of net book value or estimated net realizable value. Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). The adoption of the provisions of SFAS No. 121 had no material effect on the results of operations or financial condition of the Company.

NOTE 2:   PROPERTY, PLANT AND EQUIPMENT

The Company acquired its property located in the Coeur d'Alene Mining District, Shoshone County, Idaho, for cash of $494.50 and through issuance of 3,066,000 shares of capital stock. A total of 316,000 shares were issued to officers and/or directors at the date of issuance including 92,600 shares issued to current officers and/or directors.

NOTE 3:   LONG-TERM LIABILITIES

The notes payable to Hecla Mining Company represent noninterest bearing advances for annual assessment work which are to be repaid only from production should a commercial ore deposit be discovered and mined. At December 31, 1996 and 1995, the Company owed Hecla Mining Company $63,927 for such advances.

NOTE 4:   RELATED PARTIES

At February 9, 1995, Bunker Limited Partnership and Hecla Mining Company, pursuant to an agreement dated June 15, 1954, each owned an undivided 37.5% interest in the Silver Mountain property. Stock ownership of the two companies at February 9, 1995, was as follows:

                               Shares Held as of        Percent of
                               February 9, 1995         Ownership
                               -----------------        ----------

 Bunker Limited Partnership          896,000               29.22%
 Hecla Mining Company                115,000                3.75%
                                   ---------              ------
       Total                       1,011,000               32.97%
                                   =========              ======


On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and its entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

From November 1, 1982, to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1996) provided accounting and legal services to Silver Mountain. In 1995 and 1996, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1996, the Company had obligations to Hecla Mining Company totaling $2,256 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1995, the Company had obligations to Hecla Mining Company totaling $4,458 and $63,927 for accounts payable and notes payable, respectively.

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

The estimated fair values of financial instruments are as follows:

                                                        December 31,
                                      -------------------------------------------------
                                              1996                        1995
                                      ----------------------     ---------------------
                                       Carrying       Fair       Carrying        Fair
                                        Amounts       Value       Amounts        Value
                                      ---------     --------     --------     --------
Financial assets
  Cash and cash equivalents            $ 52,087     $ 52,087     $ 61,565     $ 61,565
Financial liabilities
  Accounts payable                        2,256        2,256        4,458        4,458
  Note payable - Hecla Mining Co.        63,927          (A)       63,927          (A)


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

Name, Age & Date First Elected   Principal Occupation & Directorships
------------------------------   ------------------------------------
MICHAEL B. WHITE                 Vice President - Secretary and General
Director since March 20, 1995    Counsel of Hecla Mining Company,
Age 46                           Coeur d'Alene, Idaho

JOHN P. STILWELL                 Vice President - Chief Financial
Director since January 2, 1996   Officer and Treasurer of Hecla Mining
Age 44                           Company, Coeur d'Alene, Idaho

VINCENT R. NEWBURY               Independent  prospector, Desert Hot
Director since 1952              Springs, California
Age 85

On March 20, 1995, Messrs. White and Heatherly were appointed as directors to fill the vacancies on the Board created by the resignation of Messrs. Griffith and Grismer. Messrs. Kendrick, Anson and Barlow have also resigned from the Board. Mr. Heatherly retired and on January 2, 1996, Mr. Stilwell was appointed as director.

                         EXECUTIVE OFFICERS

Name                             Age                 Office
------------------------------------------------------------------
Michael B. White                 46                  President
John P. Stilwell                 44                  Vice President
Nathaniel K. Adams               35                  Secretary

Item 11.  Executive Compensation
          ----------------------

Silver Mountain paid no remuneration in 1996 to its officers and directors. Any compensation that may have been paid to the officers and directors of Silver Mountain for their services to the Company was paid by their respective principal employers. Silver Mountain has no compensation plans for its officers and directors and there are no stock options outstanding.

Hecla has in the past engaged in necessary maintenance work on the Silver Mountain property and required assessment work on Silver Mountain's unpatented mining claims. As of December 31, 1994, Hecla had advanced to Silver Mountain the aggregate sum of $38,038 and Bunker Limited Partnership, by virtue of its purchase of Bunker Hill's interest, had advanced in the aggregate $23,889. Silver Mountain was additionally indebted to Bunker Limited Partnership, by virtue of its purchase of Bunker Hill's interest, in the amount of $2,000 on a note issued in 1954 which is to be repaid, without interest, only from production should a commercial ore deposit be discovered and mined. In 1995, Bunker Limited Partnership sold its interest in the Company and in notes receivable from the Company to Hecla Mining Company.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

From November 1, 1982 to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1996) provided accounting and legal services to Silver Mountain. In 1995 and 1996, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1996, the Company had obligations to Hecla Mining Company totaling $2,256 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1995, the Company had obligations to Hecla Mining Company totaling $4,458 and $63,927 for accounts payable and notes payable, respectively.

                              PART IV
                              -------

Item 12.  Security Ownership of Certain Beneficial Owners &
          -------------------------------------------------
          Management
          ----------

As of December 31, 1996, there were 3,066,000 shares of the Company's common stock, par value $.10 per share outstanding.

The table below sets forth, as of December 31, 1996, the number of shares of the Company's outstanding common stock held by Hecla Mining Company.

Name & Address of           Amount and Nature
Beneficial Owner            of Beneficial Ownership     Percent of Class
-----------------           -----------------------     ----------------
Hecla Mining Company        1,011,000 shares direct        32.97%
 6500 Mineral Drive         (Sole voting & investment
 Coeur d'Alene, ID 83814    power)

The Company is not aware of any person (including any "group" as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934), other than as set forth above, who is the beneficial owner of more than five percent of the Company's common stock as of December 31, 1996.

On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and their entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

The table below sets forth, as of December 31, 1996, the number of shares of the Company's outstanding stock held by the director nominees individually and by all directors and officers of the Company as a group:

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

Item l4.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
          Form 8-K
          --------

(a) (1) and (2)  All Financial Statements:
                 Unaudited Balance Sheets, December 31, 1996 and
                   1995
                 Unaudited Statements of Income and Accumulated
                   Surplus for the Years Ended December 31, 1996,
                   1995 and 1994
                 Unaudited Statements of Cash Flows for the Years
                   Ended December 31, 1996, 1995 and 1994
                 Notes to Financial Statements

(a) (3) and (c)  Exhibits:

                 The   exhibit  numbers   in  the   following  list
                 correspond   to  the  numbers   assigned  to  such
                 exhibits in Item 601 of Regulation S-K.

                 Number       Description of Exhibits
                 ------       -----------------------

                   27         Financial Data Schedule

(b)              Reports on Form 8-K:

                 None

(d) Financial Statements Required by Regulations S-X which are excluded from the annual report to shareholders:

                 None

                             SIGNATURES
                             ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

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



/s/ Michael B. White    3/26/97     /s/ John P. Stilwell    3/26/97
-------------------------------     -------------------------------
Michael B. White         Date       John P. Stilwell         Date
President and Director              Vice President and Director
Chief Executive Officer             Chief Accounting Officer



/s/ Nathaniel K. Adams  3/26/97     /s/ Vincent R. Newbury  3/26/97
-------------------------------     -------------------------------
Nathaniel K. Adams       Date       Vincent R. Newbury       Date
Secretary                           Director



/s/ David F. Wolfe      3/26/97
-------------------------------
David F. Wolfe           Date
Chief Financial Officer