Form 10-K405
period 1997-12-31
SILVER MOUNTAIN LEAD MINES INC
filed 1998-03-24
CIK 90366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1997


Commission File No.      132-3
                    -----------------------------------------------------------

                        SILVER MOUNTAIN LEAD MINES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Idaho                                             82-6008744
-------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     6500 Mineral Drive
     Coeur d'Alene, Idaho                                     83815-8788
-------------------------------------------            ------------------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)         208-769-4100
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

      Indicate  by check  mark if  disclosure of  delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the registrant's voting common stock held by non-affiliates was $153,300 as of May 24, 1991, the date Silver Mountain Lead Mines ceased being quoted on the Spokane Stock Exchange (due to the Exchange's discontinuance of operations). As of February 28, 1998, there were 3,066,000 shares of the registrant's common stock outstanding.

                               PART I


Item 1.   BUSINESS

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

On November 1, 1982, Bunker Limited Partnership purchased from Bunker Hill all of its Idaho assets and certain liabilities. Included in this purchase by Bunker Limited Partnership were Bunker Hill's 37.5% interest in the Silver Mountain property, 896,000 shares of Silver Mountain stock, and notes receivable from Silver Mountain. As a result of this purchase, Bunker Limited Partnership and Hecla continued management of the Silver Mountain property.

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

At February 9, 1995, Bunker Limited Partnership and Hecla Mining Company, pursuant to the agreement dated June 15, 1954, each owned an undivided 37.5% interest in the Silver Mountain property. Stock ownership of the two companies at February 9, 1995, was as follows:

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

From November 1, 1982 to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1997) provided accounting and legal services to Silver Mountain. In 1996 and 1997, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1997, the Company had obligations to Hecla Mining Company totaling $2,622 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1996, the Company had obligations to Hecla Mining Company totaling $2,256 and $63,927 for accounts payable and notes payable, respectively.

On August 28, 1997, the United States Department of Justice filed a Motion for Leave to File a First Amended Complaint which sought to add the Company and 16 other companies in litigation pending in the United States District Court in and for the State of Idaho, captioned United States of America, Plaintiff, v. ASARCO Incorporated, et al., Defendants, Civil No. 96-0122-N-EJL. The litigation involves a claim under the Comprehensive Environmental Response, Compensation and Liability Act by the United States of America for alleged damages to the environment and associated natural resources through the Company's historic mining activities in and near the Bunker Hill Superfund Site and the Coeur d'Alene River watershed located in North Idaho. The court has not yet ruled upon the motion.

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

Item 3.   LEGAL PROCEEDINGS

On August 28, 1997, the United States Department of Justice filed a Motion for Leave to File a First Amended Complaint which sought to add the Company and 16 other companies in litigation pending in the United States District Court in and for the State of Idaho, captioned United States of America, Plaintiff, v. ASARCO Incorporated, et al., Defendants, Civil No. 96-0122-N-EJL. The litigation involves a claim under the Comprehensive Environmental Response, Compensation and Liability Act by the United States of America for alleged damages to the environment and associated natural resources through the Company's historic mining activities in and near the Bunker Hill Superfund Site and the Coeur d'Alene River watershed located in North Idaho. The court has not yet ruled upon the motion.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                              PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

a. The Company's stock ceased to be traded on any stock exchange on May 24, 1991, when the Spokane Stock Exchange (where the stock had been listed) discontinued operations. At February 28, 1998, the bid and ask price for the Company's common stock was ten cents and twenty cents, respectively. However, there has not been an established trading market for the common stock since May 24, 1991, and, as such, the bid and ask price do not constitute a reliable indication of the price that a holder of common stock could expect to receive upon the sale of any particular quantity thereof.

b.   As  of  February  28,   1998,  there  were  approximately  975
     shareholders of the Company's common stock.

c. The Company has paid no dividends and does not anticipate being able to pay any dividends in the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA

The Company  is an inactive company.   A summary  of its operations
for the five-year period ended December 31, 1997 is as follows:

                           1997        1996        1995        1994        1993
                        ---------------------------------------------------------
Interest and other
  income                $   1,916   $   2,400   $   2,478   $   1,685   $   1,845
                        ---------   ---------   ---------   ---------   ---------

Administrative expense   (10,136)     (9,646)     (9,245)     (1,390)     (1,931)
                        ---------   ---------   ---------   ---------   ---------

Income (loss) from
  operations before
  income taxes            (8,220)     (7,246)     (6,767)         295        (86)

Provision for income
  taxes                        30          30          33          10       4,431
                        ---------   ---------   ---------   ---------   ---------

Net income (loss)       $ (8,250)   $ (7,276)   $ (6,800)   $     285   $ (4,517)
                        =========   =========   =========   =========   =========

Basic income (loss)
  per common share      $(0.00269)  $(0.00237)  $(0.00222)  $ 0.00009   $(0.00147)
                        =========   =========   =========   =========   =========

Total assets            $ 381,357   $ 389,241   $ 398,719   $ 401,505   $ 401,327
                        =========   =========   =========   =========   =========

Long-term debt          $  63,927   $  63,927   $  63,927   $  63,927   $  63,927
                        =========   =========   =========   =========   =========

No  cash dividends  were  declared in  the  five-year period  ended
December 31, 1997.

Item 7.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company's general financial condition remained substantially unchanged during 1997 compared to 1996. Cash and cash equivalents decreased $7,884 (15%) from $52,087 at December 31, 1996, to
$44,203 at December 31, 1997. Working capital declined $8,250 (17%) from $49,831 at December 31, 1996 to $41,581 at December 31,
1997. The decreases in cash and cash equivalents and working capital are primarily attributable to higher administrative expenses and a $412 decrease in interest income.

The 1997 net loss of $8,250 was $974 more than the net loss in 1996 totaling $7,276. This increased loss was primarily attributable to a $490 increase in administrative expenses and a $484 decrease in interest and transfer fee income.

The Company expects to keep the property on a care-and-maintenance basis. Management believes that the Company has sufficient cash and cash equivalents at December 31, 1997, to meet its present and intermediate financial requirements.

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


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                SILVER MOUNTAIN LEAD MINES, INC.
                                    UNAUDITED BALANCE SHEETS
                                   December 31, 1997 and 1996

                                           ----------

                                             ASSETS
                                                            1997             1996
                                                         ---------        ---------
Current assets:
  Cash and cash equivalents                              $  44,203        $  52,087
                                                         ---------        ---------
        Total current assets                                44,203           52,087
                                                         ---------        ---------
Property, plant and equipment
    Mining claims                                          307,095          307,095
    Deferred development costs                              30,059           30,059
                                                         ---------        ---------
                                                           337,154          337,154
                                                         ---------        ---------

        Total assets                                     $ 381,357        $ 389,241
                                                         =========        =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   2,622        $   2,256
                                                         ---------        ---------
        Total current liabilities                            2,622            2,256
                                                         ---------        ---------

Long-term liabilities:
  Note payable - Hecla Mining Company                       63,927           63,927
                                                         ---------        ---------
        Total liabilities                                   66,549           66,183
                                                         ---------        ---------

Commitments and Contingencies (Note 6)

Stockholders' equity:
Common stock; par value $0.10 per share
  5,000,000 shares authorized, 3,066,000
  shares outstanding                                       306,600          306,600
Accumulated surplus                                          8,208           16,458
                                                         ---------        ---------
                                                           314,808          323,058
                                                         ---------        ---------

    Total liabilities and stockholders' equity           $ 381,357        $ 389,241
                                                         =========        =========

                           The accompanying notes are an integral part
                                 of the financial statements.

                                               -8-

                                SILVER MOUNTAIN LEAD MINES, INC.

                     UNAUDITED STATEMENTS OF INCOME AND ACCUMULATED SURPLUS

                      For the years ended December 31, 1997, 1996, and 1995

                                            -------------

                                              1997         1996         1995
                                           ---------     --------     --------
Income:
  Transfer fees                            $      24     $     96     $     32
  Interest income                              1,892        2,304        2,446
                                           ---------     --------     --------
    Total income                               1,916        2,400        2,478
                                           ---------     --------     --------

Expenses:
  Accounting and legal fees                    9,000        9,000        9,000
  Office expenses                                115           96          (20)
  Filing fees                                    300          250          250
  Property taxes                                  30          - -         (230)
  Stock transfer expense                         691          300          245
                                           ---------     --------     --------

    Total expenses                            10,136        9,646        9,245

Loss from operations before
  provision for income taxes                  (8,220)      (7,246)      (6,767)
  Provision for income taxes                      30           30           33
                                           ---------     --------     --------

Net loss                                      (8,250)      (7,276)      (6,800)

Accumulated surplus at beginning
  of year                                     16,458       23,734       30,534
                                           ---------     --------     --------

Accumulated surplus at end of year         $   8,208     $ 16,458     $ 23,734
                                           =========     ========     ========

Basic loss per common share                $(0.00269)   $(0.00237)   $(0.00222)
                                           =========    =========    =========

Cash dividends per share                       $ - -        $ - -        $ - -
                                               =====        =====        =====

Weighted average number of common
  shares outstanding                       3,066,000    3,066,000    3,066,000
                                           =========    =========    =========

                             The accompanying notes are an integral
                               part of the financial statements.

                                SILVER MOUNTAIN LEAD MINES, INC.

                               UNAUDITED STATEMENTS OF CASH FLOWS

                      For the years ended December 31, 1997, 1996 and 1995

                                           ------------

                                                        1997       1996       1995
                                                      --------   --------   --------
Operating activities:
  Net loss                                            $ (8,250)  $ (7,276)  $ (6,800)

Change in:
  Accounts payable                                         366     (2,202)     4,014
                                                      --------   --------   --------
Net cash used by operating activities                   (7,884)    (9,478)    (2,786)
                                                      --------   --------   --------

Net decrease in cash and cash equivalents               (7,884)    (9,478)    (2,786)

Cash and cash equivalents at beginning of period        52,087     61,565     64,351
                                                      --------   --------   --------

Cash and cash equivalents at end of period            $ 44,203   $ 52,087   $ 61,565
                                                      ========   ========   ========

Supplemental disclosure of cash flow information
  Cash paid during period for income tax              $     30   $     30   $     33
                                                      ========   ========   ========


           The accompanying notes are an integral part of the financial statements.

                  SILVER MOUNTAIN LEAD MINES, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        --------------------

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

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share and simplifies the existing standards, including the presentation of basic earnings per share in lieu of primary earnings per share. The Company adopted the provisions of SFAS 128 in 1997, and all prior period earnings per share calculations have been restated to conform with SFAS 128. Due to the lack of existence of common stock equivalents in 1997, 1996, and 1995, there is no difference between the calculation of basic and primary earnings per share.

NOTE 2:   PROPERTY, PLANT AND EQUIPMENT

The Company acquired its property located in the Coeur d'Alene Mining District, Shoshone County, Idaho, for cash of $494.50 and through issuance of 3,066,000 shares of capital stock. A total of 316,000 shares were issued to officers and/or directors at the date of issuance including 92,600 shares issued to current officers and/or directors.

NOTE 3:   LONG-TERM LIABILITIES

The notes payable to Hecla Mining Company represent noninterest bearing advances for annual assessment work which are to be repaid only from production should a commercial ore deposit be discovered and mined. At December 31, 1997 and 1996, the Company owed Hecla Mining Company $63,927 for such advances.

NOTE 4:   RELATED PARTIES

At February 9, 1995, Bunker Limited Partnership and Hecla Mining Company, pursuant to the agreement dated June 15, 1954, each owned an undivided 37.5% interest in the Silver Mountain property. Stock ownership of the two companies at February 9, 1995, was as follows:

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

From November 1, 1982, to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1997) provided accounting and legal services to Silver Mountain. In 1996 and 1997, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1997, the Company had obligations to Hecla Mining Company totaling $2,622 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1996, the Company had obligations to Hecla Mining Company totaling $2,256 and $63,927 for accounts payable and notes payable, respectively.

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

The estimated fair values of financial instruments are as follows:

                                                     December 31,
                                     -------------------------------------------------
                                              1997                       1996
                                     -----------------------     ---------------------
                                      Carrying        Fair       Carrying       Fair
                                       Amounts        Value       Amounts       Value
                                     ----------     --------     --------     --------
Financial assets
  Cash and cash equivalents          $ 44,203       $ 44,203     $ 52,087     $ 52,087
Financial liabilities
  Accounts payable                      2,622          2,622        2,256        2,256
  Note payable - Hecla Mining Co.      63,927            (A)       63,927          (A)


(A)  Fair value information is not available.

NOTE 6:  CONTINGENCIES

On August 28, 1997, the United States Department of Justice filed a Motion for Leave to File a First Amended Complaint which sought to add the Company and 16 other companies in litigation pending in the United States District Court in and for the State of Idaho, captioned United States of America, Plaintiff, v. ASARCO Incorporated, et al., Defendants, Civil No. 96-0122-N-EJL. The litigation involves a claim under the Comprehensive Environmental Response, Compensation and Liability Act by the United States of America for alleged damages to the environment and associated natural resources through the Company's historic mining activities in and near the Bunker Hill Superfund Site and the Coeur d'Alene River watershed located in North Idaho. The court has not yet ruled upon the motion.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and present principal occupation of management's nominees, other directorships held by them and the year each first became a director are set forth in the table below.

Name, Age & Date First Elected   Principal Occupation & Directorships
------------------------------   ------------------------------------
MICHAEL B. WHITE                 Vice President - Secretary and General
Director since March 20, 1995    Counsel of Hecla Mining Company,
Age 47                           Coeur d'Alene, Idaho

JOHN P. STILWELL                 Vice President - Chief Financial
Director since January 2, 1996   Officer of Hecla Mining Company,
Age 45                           Coeur d'Alene, Idaho

VINCENT R. NEWBURY               Independent  prospector,  Desert  Hot
Director since 1952              Springs, California
Age 86



                         EXECUTIVE OFFICERS

Name                         Age                    Office
--------------------------------------------------------------------------

Michael B. White             47                   President
John P. Stilwell             45                   Vice President
Nathaniel K. Adams           36                   Secretary


Item 11.  EXECUTIVE COMPENSATION

Silver Mountain paid no remuneration in 1997 to its officers and directors. Any compensation that may have been paid to the officers and directors of Silver Mountain for their services to the Company was paid by their respective principal employers. Silver Mountain has no compensation plans for its officers and directors and there are no stock options outstanding.

Item 12.  SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL  OWNERS  &
          MANAGEMENT

As of December 31, 1997, there were 3,066,000 shares of the Company's common stock, par value $.10 per share outstanding.

The table below sets forth, as of December 31, 1997, the number of shares of the Company's outstanding common stock held by Hecla Mining Company.

Name & Address of           Amount and Nature
Beneficial Owner            of Beneficial Ownership   Percent of Class
-----------------           -----------------------   ----------------
Hecla Mining Company        1,011,000 shares direct        32.97%
6500 Mineral Drive          (Sole voting & investment
Coeur d'Alene, ID 83815     power)

The Company is not aware of any person (including any "group" as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934), other than as set forth above, who is the beneficial owner of more than five percent of the Company's common stock as of December 31, 1997.

On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and their entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

The table below sets forth, as of December 31, 1997, the number of shares of the Company's outstanding stock held by the director nominees individually and by all directors and officers of the Company as a group:

                            Amount and Nature
Name                     of Beneficial Ownership        Percent of Class
----                     -----------------------        ----------------
Vincent R. Newbury       75,000 shares direct*                2.45%

*The direct beneficial owner is believed to have sole voting and investment power.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From November 1, 1982 to December 31, 1994, Bunker Limited Partnership provided the Company with general accounting services. Commencing January 1, 1995, Hecla Mining Company (which owned 32.97% of common stock from February 10, 1995 to December 31, 1997) provided accounting and legal services to Silver Mountain. In 1996 and 1997, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1997, the Company had obligations to Hecla Mining Company totaling $2,622 and $63,927 for
                                -15-
accounts payable and notes payable, respectively. At December 31, 1996, the Company had obligations to Hecla Mining Company totaling $2,256 and $63,927 for accounts payable and notes payable, respectively.

                              PART IV

Item l4.  EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES AND  REPORTS ON
          FORM 8-K

(a) (1) and (2)  All Financial Statements:
                 Unaudited Balance Sheets, December 31, 1997 and
                   1996
                 Unaudited Statements of Income and Accumulated
                   Surplus for the Years Ended December 31, 1997,
                   1996 and 1995
                 Unaudited Statements of Cash Flows for the Years
                   Ended December 31, 1997, 1996 and 1995
                 Notes to Financial Statements

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

                   27         Financial Data Schedule

(b)              Reports on Form 8-K:

                 None

(d) Financial Statements Required by Regulations S-X which are excluded from the annual report to shareholders:

                 None

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

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



/s/ Michael B. White    3/24/98     /s/ John P. Stilwell   3/24/98
-------------------------------     ------------------------------
Michael B. White         Date       John P. Stilwell        Date
President and Director              Vice President and Director
Chief Executive Officer             Chief Accounting Officer



/s/ Nathaniel K. Adams  3/24/98     /s/ Vincent R. Newbury 3/24/98
-------------------------------     -------------------------------
Nathaniel K. Adams       Date       Vincent R. Newbury      Date
Secretary                           Director



/s/ David F. Wolfe      3/24/98
-------------------------------
David F. Wolfe           Date
Chief Financial Officer