Form 10-K405
period 1998-12-31
SILVER MOUNTAIN LEAD MINES INC
filed 1999-03-22
CIK 90366

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998


Commission File No.      132-3
                    ----------------------------------------------------------


                        SILVER MOUNTAIN LEAD MINES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

            Idaho                                           82-6008744
-------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

    6500 Mineral Drive
     Coeur d'Alene, Idaho                                   83815-8788
-------------------------------------------           ------------------------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)        208-769-4100
                                                      ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Title of each class
            -----------------------------------------
             Common stock, par value $0.10 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes    XX     No
                                                 --------     -----

     Indicate  by  check  mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting common stock held by non-affiliates was $153,300 as of May 24, 1991, the date Silver Mountain Lead Mines ceased being quoted on the Spokane Stock Exchange (due to the Exchange's discontinuance of operations). As of February 26, 1999, there were 3,066,000 shares of the registrant's common stock outstanding.

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

At February 9, 1995, Bunker Limited Partnership and Hecla Mining Company, pursuant to the agreement dated June 15, 1954, each owned an undivided 37.5% interest in the Silver Mountain property. Stock ownership of the two companies at February 9, 1995, was as follows:

                                 Shares Held as of     Percent of
                                  February 9, 1995      Ownership
                                  ----------------      ---------

 Bunker Limited Partnership            896,000            29.22%
 Hecla Mining Company                  115,000             3.75%
                                     ---------            -----
      Total                          1,011,000            32.97%
                                     ---------            -----

On February 10, 1995, Hecla Mining Company acquired Bunker Limited Partnership's 37.5% undivided interest in the Silver Mountain property and their entire stock interest in the Company. Hecla currently holds 1,011,000 or 32.97% shares of common stock of the Company.

Hecla Mining Company provides accounting and legal services to Silver Mountain. In 1998, 1997 and 1996, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1998, the Company had obligations to Hecla Mining Company totaling $2,306 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1997, the Company had obligations to Hecla Mining Company totaling $2,622 and $63,927 for accounts payable and notes payable, respectively.

On August 28, 1997, the United States Department of Justice filed a Motion for Leave to File a First Amended Complaint which sought to add the Company and 16 other companies in litigation pending in the United States District Court in and for the State of Idaho, captioned United States of America, Plaintiff, v. ASARCO Incorporated, et al., Defendants, Civil No. 96-0122-N-EJL. The litigation involves a claim under the Comprehensive Environmental Response, Compensation and Liability Act by the United States of America for alleged damages to the environment and associated natural resources through the Company's historic mining activities in and near the Bunker Hill Superfund Site and the

Coeur d'Alene River watershed located in North Idaho. In March 1998, the Court denied the motion to add parties including the Company. Although the Court stated that the plaintiff could renew their motion to add parties following the Court's ruling on a number of substantive motions pending before the Court, a later ruling by the Court indicated a strong desire not to have additional parties added to this proceeding.

Silver Mountain is an inactive company. It has no known ore reserves and at present has no immediate plans for developing the property.

Item 2.   Property

Silver Mountain's property is located about one and one-half miles east of Mullan, Idaho. In 1993, Silver Mountain, together with the co-owners (Hecla Mining Company and Bunker Limited Partnership) relinquished its rights to certain unpatented mining claims, some of which were traded for patented mineral rights in a land exchange with the U.S. Forest Service, thereby changing its property ownership from a 25% interest in 24 patented claims, 93 unpatented claims, and 160 acres of mineral rights to a 25% interest in 24 patented mining claims and 268 acres of patented mineral property.

Item 3.   Legal Proceedings

On August 28, 1997, the United States Department of Justice filed a Motion for Leave to File a First Amended Complaint which sought to add the Company and 16 other companies in litigation pending in the United States District Court in and for the State of Idaho, captioned United States of America, Plaintiff, v. ASARCO Incorporated, et al., Defendants, Civil No. 96-0122-N-EJL. The litigation involves a claim under the Comprehensive Environmental Response, Compensation and Liability Act by the United States of America for alleged damages to the environment and associated natural resources through the Company's historic mining activities in and near the Bunker Hill Superfund Site and the Coeur d'Alene River watershed located in North Idaho. In March 1998, the Court denied the motion to add parties including the Company. Although the Court stated that the plaintiff could renew their motion to add parties following the Court's ruling on a number of substantive motions pending before the Court, a later ruling by the Court indicated a strong desire not to have additional parties added to this proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

None

                            PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

a. The Company's stock ceased to be traded on any stock exchange on May 24, 1991, when the Spokane Stock Exchange (where the stock had been listed) discontinued operations. At February 26, 1999, the bid and ask price for the Company's common stock was five cents and twelve cents, respectively. However, there has not been an established trading market for the common stock since May 24, 1991, and, as such, the bid and ask price do not constitute a reliable indication of the price that a holder of common stock could expect to receive upon the sale of any particular quantity thereof.

b. As of February 26, 1999, there were approximately 974 shareholders of the Company's common stock.

c. The Company has paid no dividends and does not anticipate being able to pay any dividends in the foreseeable future.

Item 6.   Selected Financial Data (unaudited)

The Company is an inactive company. A summary of its operations for the five-year period ended December 31, 1998 is as follows:


                         1998        1997        1996        1995        1994
                       ---------   ---------   ---------   ---------   ---------

Interest and other
  income               $   2,372   $   1,916   $   2,400   $   2,478   $   1,685
                       ---------   ---------   ---------   ---------   ---------

Administrative expense     9,169      10,136       9,646       9,245       1,390
                       ---------   ---------   ---------   ---------   ---------

Income (loss) from
  operations before
  income taxes            (6,797)     (8,220)     (7,246)     (6,767)        295

Provision for income
  taxes                       30          30          30          33          10
                       ---------   ---------   ---------   ---------   ---------

Net income (loss)      $  (6,827)  $  (8,250)  $  (7,276)  $  (6,800)  $     285
                       ---------   ---------   ---------   ---------   ---------

Basic income (loss)
   per  common  share  $(0.00223)  $(0.00269)  $(0.00237)  $(0.00222)  $ 0.00009
                       =========   =========   =========   =========   =========

Total assets           $ 374,214   $ 381,357   $ 389,241   $ 398,719   $ 401,505
                       =========   =========   =========   =========   =========

Long-term debt         $  63,927   $  63,927   $  63,927   $  63,927   $  63,927
                       =========   =========   =========   =========   =========


No cash dividends were declared in the five-year period ended December 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's general financial condition remained substantially unchanged during 1998 compared to 1997. Cash and cash equivalents decreased $7,143 (16%) from $44,203 at December 31, 1997, to $37,060 at December 31, 1998. Working capital declined $6,827 (16%) from $41,581 at December 31, 1997, to $34,754 at December 31, 1998. The decreases in cash and cash equivalents and working capital are primarily attributable to administrative expenses, partly offset by a $464 increase in interest income.

The 1998 net loss of $6,827 was $1,423 less than the net loss in 1997 which totaled $8,250. This decreased loss was primarily attributable to a $967 decrease in administrative expenses and a $456 increase in interest and transfer fee income.

The Company expects to keep the property on a care-and-maintenance basis. Management believes that the Company has sufficient cash and cash equivalents at December 31, 1998, to meet its present and intermediate financial requirements.

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


Item 8.   Financial Statements and Supplementary Data

                        SILVER MOUNTAIN LEAD MINES, INC.
                            UNAUDITED BALANCE SHEETS
                           December 31, 1998 and 1997
                                 ------------

                               ASSETS
                                                     1998        1997
                                                   ---------   ---------
Current assets:
  Cash and cash equivalents                        $  37,060   $  44,203
                                                   ---------   ---------
    Total current assets                              37,060      44,203
                                                   ---------   ---------
Property, plant and equipment
    Mining claims                                    307,095     307,095
    Deferred development costs                        30,059      30,059
                                                   ---------   ---------
                                                     337,154     337,154
                                                   ---------   ---------
    Total assets                                   $ 374,214   $ 381,357
                                                   =========   =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - Hecla Mining Company          $   2,306   $   2,622
                                                   ---------   ---------
    Total current liabilities                          2,306       2,622
                                                   ---------   ---------
Long-term liabilities:
  Note payable - Hecla Mining Company                 63,927      63,927
                                                   ---------   ---------
    Total liabilities                                 66,233      66,549
                                                   ---------   ---------
Commitments and Contingencies (Note 6)

Stockholders' equity:
Common stock; par value $0.10 per share
  5,000,000 shares authorized, 3,066,000
  shares outstanding                                 306,600     306,600
Accumulated surplus                                    1,381       8,208
                                                   ---------   ---------
                                                     307,981     314,808
                                                   ---------   ---------
    Total liabilities and stockholders' equity     $ 374,214   $ 381,357
                                                   =========   =========

             The accompanying notes are an integral part
                     of the financial statements.

                        SILVER MOUNTAIN LEAD MINES, INC.
             UNAUDITED STATEMENTS OF INCOME AND ACCUMULATED SURPLUS
              For the years ended December 31, 1998, 1997, and 1996
                                 ----------

                                      1998           1997           1996
                                    ---------      ---------      ---------
Income:
  Transfer fees                     $      16      $      24      $      96
  Interest income                       2,356          1,892          2,304
                                    ---------      ---------      ---------
    Total income                        2,372          1,916          2,400
                                    ---------      ---------      ---------
Expenses:
  Accounting and legal fees             9,000          9,000          9,000
  Office expenses                         (89)           115             96
  Filing fees                             - -            300            250
  Property taxes                            8             30            - -
  Stock transfer expense                  250            691            300
                                    ---------      ---------      ---------
    Total expenses                      9,169         10,136          9,646

Loss from operations before
 provision for income taxes            (6,797)        (8,220)        (7,246)
  Provision for income taxes               30             30             30
                                    ---------      ---------      ---------
Net loss                               (6,827)        (8,250)        (7,276)

Accumulated surplus at beginning
 of year                                8,208         16,458         23,734
                                    ---------      ---------      ---------
Accumulated surplus at end of year  $   1,381      $   8,208      $  16,458
                                    =========      =========      =========
Basic loss per common share         $(0.00223)     $(0.00269)     $(0.00237)
                                    =========      =========      =========
Cash dividends per share            $   - -        $     - -      $     - -
                                    =========      =========      =========
Weighted average number of common
 shares outstanding                 3,066,000      3,066,000      3,066,000
                                    =========      =========      =========



                The accompanying notes are an integral
                  part of the financial statements.

                        SILVER MOUNTAIN LEAD MINES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996
                                -------------


                                               1998        1997        1996
                                             ---------   ---------   ---------

Operating activities:
  Net loss                                   $  (6,827)  $  (8,250)  $  (7,276)

Change in:
  Accounts payable - Hecla Mining Company         (316)        366      (2,202)
                                             ---------   ---------   ---------

Net cash used by operating activities           (7,143)     (7,884)     (9,478)
                                             ---------   ---------   ---------

Net decrease in cash and cash equivalents       (7,143)     (7,884)     (9,478)

Cash and cash equivalents at beginning
  of period                                     44,203      52,087      61,565
                                             ---------   ---------   ---------

Cash and cash equivalents at end of period   $  37,060   $  44,203   $  52,087
                                             =========   =========   =========

Supplemental disclosure of cash flow
  information:

Cash paid during period for income tax       $      30   $      30   $      30
                                             =========   =========   =========


The accompanying notes are an integral part of the financial statements.

                        SILVER MOUNTAIN LEAD MINES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


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

In  February  1997, Statement of Financial Accounting Standards  No.  128  (SFAS
128), "Earnings Per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share and simplifies the existing standards, including the presentation of basic earnings per share in lieu of primary earnings per share. The Company adopted the provisions of SFAS 128 in 1997, and all prior period earnings per share calculations have been restated to conform with SFAS 128. Due to the lack of existence of common stock equivalents in 1998, 1997, and 1996, there is no difference between the calculation of basic and primary earnings per share.

NOTE 2:   PROPERTY, PLANT AND EQUIPMENT

The Company acquired its property located in the Coeur d'Alene Mining District, Shoshone County, Idaho, for cash of $494.50 and through issuance of 3,066,000 shares of capital stock. A total of

316,000 shares were issued to officers and/or directors at the date of issuance.

NOTE 3:   LONG-TERM LIABILITIES

The notes payable to Hecla Mining Company represent noninterest bearing advances for annual assessment work which are to be repaid only from production should a commercial ore deposit be discovered and mined. At December 31, 1998 and 1997, the Company owed Hecla Mining Company $63,927 for such advances.

NOTE 4:   RELATED PARTIES

Hecla Mining Company (which owns 32.97% of the Company's common stock) provides accounting and legal services to Silver Mountain. In 1998, 1997 and 1996, Silver Mountain paid Hecla Mining Company $9,000 each year for these services. At December 31, 1998, the Company had obligations to Hecla Mining Company totaling $2,306 and $63,927 for accounts payable and notes payable, respectively. At December 31, 1997, the Company had obligations to Hecla Mining Company totaling $2,622 and $63,927 for accounts payable and notes payable, respectively.

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

The estimated fair values of financial instruments are as follows:


                                                      December 31,
                                      ------------------------------------------
                                            1998                  1997
                                      ------------------------------------------
                                       Carrying     Fair     Carrying     Fair
                                       Amounts     Value     Amounts     Value
                                      ---------  ---------  ---------  ---------

Financial assets
 Cash and cash equivalents            $ 37,060   $ 37,060    $ 44,203   $ 44,203
Financial liabilities
 Accounts payable - Hecla Mining Co.     2,306      2,306       2,622      2,622
 Note payable - Hecla Mining Co.        63,927        (A)      63,927        (A)


(A)  Fair value information is not available.


NOTE 6:  CONTINGENCIES

On August 28, 1997, the United States Department of Justice filed a Motion for Leave to File a First Amended Complaint which sought to add the Company and 16 other companies in litigation pending in the United States District Court in and for the State of Idaho, captioned United States of America, Plaintiff, v. ASARCO Incorporated, et al., Defendants, Civil No. 96-0122-N-EJL. The litigation involves a claim under the Comprehensive Environmental Response, Compensation and Liability Act by the United States of America for alleged damages to the environment and associated natural resources through the Company's historic mining activities in and near the Bunker Hill Superfund Site and the Coeur d'Alene River watershed located in North Idaho. In March 1998, the Court denied the motion to add parties including the Company. Although the Court stated that the plaintiff could renew their motion to add parties following the Court's ruling on a number of substantive motions pending before the Court, a later ruling by the Court indicated a strong desire not to have additional parties added to this proceeding.

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

Name, Age & Date First Elected           Principal Occupation & Directorships
------------------------------           ------------------------------------

MICHAEL B. WHITE                         Vice President - Secretary and
Director since March 20, 1995            General Counsel of Hecla Mining
Age 48                                   Company, Coeur d'Alene, Idaho

JOHN P. STILWELL                         Vice President - Chief Financial
Director since January 2, 1996           Officer of Hecla Mining Company,
Age 46                                   Coeur d'Alene, Idaho



                       EXECUTIVE OFFICERS

Name                           Age                    Office
-----------------------------------------------------------------

Michael B. White                48                 President
John P. Stilwell                46                 Vice President
Nathaniel K. Adams              37                 Secretary


Item 11.  Executive Compensation

Silver Mountain paid no remuneration in 1998 to its officers and directors. Any compensation that may have been paid to the officers and directors of Silver Mountain for their services to the Company was paid by their respective principal employers. Silver Mountain has no compensation plans for its officers and directors and there are no stock options outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners & Management

As of December 31, 1998, there were 3,066,000 shares of the Company's common stock, par value $.10 per share outstanding.

The table below sets forth, as of December 31, 1998, the number of shares of the Company's outstanding common stock held by Hecla Mining Company.

Name & Address of         Amount and Nature
Beneficial Owner          of Beneficial Ownership    Percent of Class
-----------------         -----------------------    ----------------

Hecla Mining Company      1,011,000 shares direct           32.97%
6500 Mineral Drive        (Sole voting & investment
Coeur d'Alene, ID 83815   power)


The Company is not aware of any person (including any "group" as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934), other than as set forth above, who is the beneficial owner of more than five percent of the Company's common stock as of December 31, 1998.

As of December 31, 1998, no shares of the Company's outstanding stock were held by any director individually or by all directors and officers of the Company as a group.

Item 13.  Certain Relationships and Related Transactions

Not applicable.

                            PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) All Financial Statements:
                Unaudited Balance Sheets, December 31, 1998 and
                  1997
                Unaudited Statements of Income and Accumulated
                  Surplus for the Years Ended December 31, 1998,
                  1997 and 1996
                Unaudited Statements of Cash Flows for the Years
                  Ended December 31, 1998, 1997 and 1996
                Notes to Financial Statements

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

                  27          Financial Data Schedule

(b)             Reports on Form 8-K:

                None

(d) Financial Statements Required by Regulations S-X which are excluded from the annual report to shareholders:

                None

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

                              SILVER MOUNTAIN LEAD MINES, INC.



                              By /s/   Michael B. White
                                 ------------------------------
                                   Michael B. White, President
                                          and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael B. White    3/19/99                  /s/ John P. Stilwell   3/19/99
-------------------------------                  ------------------------------
Michael B. White         Date                    John P. Stilwell         Date
President and Director                           Vice President and Director
Chief Executive Officer                          Chief Accounting Officer



/s/ Nathaniel K. Adams  3/19/99                  /s/ David F. Wolfe     3/19/99
-------------------------------                  ------------------------------
Nathaniel K. Adams       Date                    David F. Wolfe           Date
Secretary                                        Chief Financial Officer

                                     EXHIBIT INDEX
                                     -------------


Exhibit
  No.                       Description
--------           ---------------------------------

 27                Financial Data Schedule